Form 10-Q
period 2021-03-31
Kismet Acquisition Three Corp.
filed 2021-06-25
CIK 1826059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

KISMET ACQUISITION THREE CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40078	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

850 Library Avenue, Suite 204 Newark, Delaware	19715
(Address Of Principal Executive Offices)	(Zip Code)

(302) 738-6680

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.001 par value, and one-third of one redeemable warrant	KIIIU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	KIII	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	KIIIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 25, 2021, 28,750,000 Class A ordinary shares, par value $0.001 per share, and 7,687,500 Class B ordinary shares, par value $0.001 per share, were issued and outstanding, respectively.

KISMET ACQUISITION THREE CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KISMET ACQUISITION THREE CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,298,376	$-
Prepaid expenses	278,080	1,154
Total current assets	1,576,456	1,154
Investments held in Trust Account	287,504,142	-
Deferred offering costs associated with the initial public offering	-	112,075
Total Assets	$289,080,598	$113,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,292	$-
Accounts payable – related party	6,964	-
Accrued expenses	70,000	25,000
Note payable - related party	-	75,887
Total current liabilities	84,256	100,887
Warrant liabilities	13,230,833	-
Deferred underwriting commissions in connection with the initial public offering	10,062,500	-
Total liabilities	23,377,589	100,887

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.001 par value; 26,070,300 shares subject to possible redemption at $10.00 per share as of March 31, 2021	260,703,000	-

Shareholders’ Equity:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; 2,679,700 shares issued and outstanding (excluding 26,070,300 shares subject to possible redemption) as of March 31, 2021	2,680	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 7,687,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)	7,688	7,688
Additional paid-in capital	5,474,449	17,312
Accumulated deficit	(484,808)	(12,658)
Total shareholders’ equity	5,000,009	12,342
Total Liabilities and Shareholders’ Equity	$289,080,598	$113,229

(1)	As of December 31, 2020, included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 22, 2021, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2021
Operating expenses
General and administrative expenses	$77,565
Loss from Operations	(77,565)
Change in fair value of warrant liabilities	95,833
Offering costs associated with issuance of warrants	(494,560)
Net gain from investments held in Trust Account	4,142
Net loss	$(472,150)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	28,750,000

Basic and diluted net income per share, Class A ordinary shares	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,145,833

Basic and diluted net loss per share, Class B ordinary shares	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	7,687,500	$7,688	$17,312	$(12,658)	$12,342
Sale of units in initial public offering, less derivative liabilities for public warrants	28,750,000	28,750	-	-	278,846,250	-	278,875,000
Offering costs	-	-	-	-	(15,760,516)	-	(15,760,516)
Excess cash received over the fair value of the private warrants	-	-	-	-	3,048,333	-	3,048,333
Class A ordinary shares subject to possible redemption	(26,070,300)	(26,070)	-	-	(260,676,930)	-	(260,703,000)
Net loss	-	-	-	-	-	(472,150)	(472,150)
Balance - March 31, 2021 (unaudited)	2,679,700	$2,680	7,687,500	$7,688	$5,467,479	$(484,808)	$5,000,009

(1)	As of December 31, 2020, included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 22, 2021, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(472,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(95,833)
Offering costs associated with issuance of warrants	494,560
Unrealized gain from investments held in Trust Account	(4,142)
Changes in operating assets and liabilities:
Prepaid expenses	(276,926)
Accounts payable	7,292
Accounts payable – related party	6,964
Net cash used in operating activities	(340,235)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	49,792
Repayment of note payable to related party	(125,679)
Proceeds received from initial public offering, gross	287,500,000
Proceeds received from private placement	7,750,000
Offering costs paid	(6,035,502)
Net cash provided by financing activities	289,138,611

Net increase in cash	1,298,376
Cash - beginning of the period	-
Cash - end of the period	$1,298,376

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$10,062,500
Initial value of Class A ordinary shares subject to possible redemption	$260,631,670
Change in value of Class A ordinary shares subject to possible redemption	$71,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Kismet Acquisition Three Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kismet Sponsor Limited, a British Virgin Islands company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 17, 2021. On February 22, 2021, the Company consummated its Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,166,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.8 million, and incurring offering costs of approximately $7,000 (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the trust account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 22, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all Public Shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with the Company’s dissolution), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1.3 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $126,000 from the Sponsor pursuant to the Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 26, 2021 and February 19, 2021, respectively.

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified misapplication of the accounting guidance related to the Company’s warrants and forward purchase agreement units in the Company’s previously issued audited balance sheet dated February 22, 2021, filed on Form 8-K on February 26, 2021 (the “Post-IPO Balance Sheet”). The warrants and forward purchase units were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheets, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) (Note 10).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and forward purchase agreement. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accounts payable – related party and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The fair value of warrants issued in connection with the Public Offering has been estimated using Monte-Carlo simulation at each measurement date. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model while the fair value of the units associated with the forward purchase agreement has been measured using the John C Hull’s Options, Futures and Other Derivatives model.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 26,070,300 and 0 shares of Class A ordinary share subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheets.

Share-based Compensation

The Company complies with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statement of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to March 31, 2021.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,750,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 by the weighted average number of Class A Ordinary Shares outstanding for three months ended March 31, 2021. Net loss per ordinary share, basic and diluted for Class B Ordinary Shares is calculated by dividing the net loss of approximately $472,000 for the three months ended March 31, 2021, less income attributable to Class A Ordinary Shares of approximately $4,000, by the weighted average number of Class B Ordinary Shares outstanding.

Derivative Warrant Liabilities and Forward Purchase Agreement

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 14,750,000 warrants issued, representing warrants issued in connection with its Initial Public Offering (9,583,333) and Private Placement (5,166,667) and units committed to be issued under the forward purchase agreement, as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering has been estimated using Monte-Carlo simulation at each measurement date. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model while the fair value of the units associated with the forward purchase agreement has been measured using the John C Hull’s Options, Futures and Other Derivatives model.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On February 22, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, including 3,750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,166,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.8 million, and incurring offering costs of approximately $7,000 and have been expensed.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 — Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20.0 million of units, which at the option of the Sponsor can be increased to $50.0 million, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company classified the Forward Purchase units as liabilities on its balance sheets.

Founder Shares

On September 21, 2020, the Company issued 7,687,500 Class B ordinary shares, par value $0.001 per share (the “Founder Shares”) to the Sponsor. On September 23, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of the Founder Shares. The Sponsor agreed to forfeit up to an aggregate of 937,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the 2,000,000 Forward Purchase Shares underlying the Forward Purchase Units (which at the option of the Sponsor can be increased to up to 5,000,000 Forward Purchase Shares). On February 22, 2021, the underwriter fully exercised its over-allotment option; thus, these 937,500 Founder Shares were no longer subject to forfeiture.

The Sponsor agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, (x) the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On September 23, 2020, the Sponsor agreed to loan the Company up to $250,000 to cover costs related to the Initial Public Offering pursuant to a promissory note, which was later amended on January 22, 2021 (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of February 22, 2021, the Company borrowed approximately $126,000 under the Note. The Company repaid the Note in full on February 24, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on February 18, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2021, the Company did not incur any expense for these services.

Director Compensation

Commencing on February 18, 2021 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors an option to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. During the three months ended March 31, 2021, the Company recorded approximately $7,000 director compensation.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, the Company agreed to use its commercially reasonable efforts (i) to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on the Sponsor or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreement provides for “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from February 17, 2021 to purchase up to 3,750,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 22, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or an affiliate of the Sponsor, without taking into account any Founder Shares held by the Sponsor or an affiliate of the Sponsor, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may call the outstanding warrants (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.10 per warrant:

●

upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares; and

●	if, and only if, and only if, the Reference Value equals or exceeds $10.00 per Public Share (as adjusted), and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 2,680,253 Class A ordinary shares issued and outstanding, excluding 26,070,997 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. On September 23, 2020, the Company issued 7,687,500 Class B ordinary shares. Of the 7,687,500 shares outstanding, up to 937,500 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering plus the potential Forward Purchase Shares. On February 22, 2021, the underwriters fully exercised their over-allotment option; thus, these 937,500 Class B ordinary shares were no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of the ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination (including the Forward Purchase Shares, but not the Forward Purchase Warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor or any of its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$287,504,142	$-	$-	$287,504,142
Liabilities:
Warrant liabilities - public warrants	$-	$-	$8,529,166	8,529,166
Warrant liabilities - private warrants	$-	$-	$4,701,667	4,701,667

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2021.

The fair value of warrants issued in connection with the Initial Public Offering has been estimated using Monte-Carlo simulation and the fair value of warrants issued in connection with the Private Placement has been estimated using Black-Sholes Option Pricing Model at each measurement date. For the three months ended March 31, 2021, the Company recognized change in the fair value of warrant liabilities of approximately $96,000 presented on the accompanying statement of operations.

The fair value of the units associated with the forward purchase agreement has been measured using the John C Hull’s
Options, Futures and Other Derivatives model at each measurement date. The Company determined the fair value of the units associated with the Forward Purchase Agreement as insignificant.

The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	13,326,666
Change in fair value of warrant liabilities	(95,833)
Warrant liabilities at March 31, 2021	$13,230,833

The change in the fair value of the derivative liabilities of the forward purchase agreement for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Initial fair value of forward purchase agreement	30,908
Change in fair value of derivative liabilities	(30,908)
Derivative liabilities at March 31, 2021	$-

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a Monte-Carlo simulation and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company estimated the probability of completing a business combination by weighted the percentage of SPACs (as defined below) that have successfully consummated a merger.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities at their measurement dates:

	As of February 22, 2021	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.70	$9.58
Term (in years)	6.00	5.89
Volatility	15.90%	15.90%
Risk-free interest rate	0.76%	1.13%
Dividend yield	-	-
Probability of completing a Business Combination	88.30%	88.30%

The estimated fair value of the derivative liabilities of the forward purchase agreement is determined using Level 3 inputs. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. Inherent in the John C Hull’s Options, Futures and Other Derivatives model are assumptions related to expected, expected life, risk-free interest rate and probability of completing a business combination. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the units. The expected life of the units is assumed to be equivalent to their remaining contractual term. The Company estimated the probability of completing a business combination by weighted the percentage of SPACs that have successfully consummated a merger.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative liabilities of forward purchase agreement at their measurement dates:

	As of February 22, 2021	As of March 31, 2021
Stock price	$9.70	$9.58
Warrant price	$0.90	$0.89
Term (in years)	1.00	0.88
Risk-free interest rate	0.07%	0.07%
Probability of completing a Business Combination	88.30%	88.30%

Note 10 — Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified misapplication of accounting guidance related to the Company’s warrants and forward purchase agreement in the Company’s previously issued audited balance sheet dated February 22, 2021, filed on Form 8-K on February 26, 2021.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheets as opposed to equity. Since their issuance on February 22, 2021, the Company’s warrants and forward purchase agreement units have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants and forward purchase agreement units should be presented as liabilities with subsequent fair value remeasurement.

The warrants and forward purchase units were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheets, based on the Company’s application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant and forward purchase agreement and the Company’s application of ASC 815-40 to those agreements. The Company reassessed its accounting for warrants issued on February 22, 2021 and its forward purchase agreement, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants and forward purchase agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As of February 22, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$289,526,800	$-	$289,526,800
Liabilities and shareholders’ equity
Total current liabilities	$475,048	$-	$475,048
Deferred underwriting commissions	10,062,500	-	10,062,500
Warrant liabilities	-	13,326,667	13,326,667
Derivative liabilities of forward purchase agreement	-	30,908	30,908
Total liabilities	10,537,548	13,357,575	23,895,123
Class A ordinary shares, $0.001 par value; shares subject to possible redemption	273,989,250	(13,357,580)	260,631,670
Shareholders’ equity
Class A ordinary shares - $0.001 par value	1,351	1,336	2,687
Class B ordinary shares - $0.001 par value	7,688	-	7,688
Additional paid-in-capital	5,021,635	524,138	5,545,773
Accumulated deficit	(30,672)	(525,469)	(556,141)
Total shareholders’ equity	5,000,002	5	5,000,007
Total liabilities and shareholders’ equity	$289,526,800	$-	$289,526,800

Note 11 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Kismet Acquisition Three Corp.,” “Kismet Three,” “our,” “us” or “we” refer to Kismet Acquisition Three Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Company’s sponsor is Kismet Sponsor Limited, a British Virgin Islands company (“Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 17, 2021. On February 22, 2021, we consummated our Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,750,000 additional Units to cover the over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,166,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.8 million, and incurring offering costs of approximately $7,000.

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of a portion of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the trust account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $1.5 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares, par value $0.001 per share (the “Founder Shares”), a loan of approximately $126,000 from the Sponsor pursuant to a promissory note originally issued on September 23, 2020 and amended on January 22, 2021 (the “Note”), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net loss of approximately $472,000, which consisted of approximately $77,000 general and administrative expenses and approximately $495,000 in offering costs associated with issuance of warrants offset by $96,000 gain of change in the fair value of warrant liabilities and approximately $4,000 of net gain on the investments held in the Trust Account.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services.

We did not incur any fees for such services for the three months ended March 31, 2021.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement (defined below), we agreed to use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares (as defined below) and the Forward Purchase Warrants (as defined below) (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Sponsor or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreement provides for “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20.0 million of Units, which at the option of the Sponsor can be increased to $50.0 million, with each Unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Underwriting Agreement

We granted the underwriters a 45-day option from February 17, 2021 to purchase up to 3,750,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 22, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 26,070,997 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,750,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations includes a presentation of income (loss) per ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per Class A Ordinary Share, basic and diluted is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 by the weighted average number of Class A Ordinary Shares outstanding for three months ended March 31, 2021. Net loss per Class B Ordinary Share, basic and diluted is calculated by dividing the net loss of approximately $472,000 for the three months ended March 31, 2021, less income attributable to Class A Ordinary Shares of approximately $4,000, by the weighted average number of Class B Ordinary Shares outstanding.

Share-based Compensation

Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant- date fair value of the awards. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation would be recognized in general and administrative expense in the statement of operations. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to March 31, 2021.

Warrant Liabilities and Forward Purchase Agreement

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 14,750,000 warrants issued, representing warrants issued in connection with its Initial Public Offering (9,583,333) and Private Placement (5,166,667) and units committed to be issued under the forward purchase agreement, as derivative financial liabilities in accordance with ASC 815-40. Accordingly, we recognize the instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering has been estimated using Monte-Carlo simulations at each measurement date. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date while the fair value of the units associated with the forward purchase agreement has been measured using the John C Hull’s Options, Futures and Other Derivatives model.

Recent Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the material weakness in internal controls described below, our Certifying Officers have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Our internal controls over financial reporting did not result in the proper classification and measurement of warrants we issued in connection with our Initial Public Offering and Private Placement in February 2021 and units associated with our Forward Purchase Agreement which, due to its impact on our previously issued audited balance sheet dated February 22, 2021, filed on a Current Report on Form 8-K on February 26, 2021, we determined to be a material weakness. This mistake in classification and measurement was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering and Private Placement in February 2021 and those associated with our Forward Purchase Agreement.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 19, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants and the forward purchase agreement regarding the units committed to be issued. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants and forward purchase agreement, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined that the warrants and forward purchase agreement should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the classification and measurement for the warrants issued in connection with our Initial Public Offering and Private Placement in February 2021 and the units associated with our Forward Purchase Agreement. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2021. This material weakness resulted in a misstatement of our warrant liabilities, additional paid-in capital, accumulated deficit in our previously issued audited balance sheet dated February 22, 2021, filed on a Current Report on Form 8-K on February 26, 2021.

Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the change in accounting for our warrants and forward purchase agreement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,166,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.8 million. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants included in the Units sold in the Initial Public Offering except the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, at the holder’s option, in each case so long as they continue to be held by the Sponsor or its permitted transferees. The Sponsor has also agreed not to transfer, assign or sell any of the Private Placement Warrants or underlying securities (except to the same permitted transferees as the Founder Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Private Placement Warrants must agree to) until 30 days after the completion of our initial Business Combination.

Use of Proceeds

On February 22, 2021, we consummated our Initial Public Offering of 28,750,000 Units, inclusive of 3,750,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287.5 million. Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and BofA Securities, Inc. acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252420). The SEC declared the registration statement effective on February 17, 2021.

Of the gross proceeds received from the Initial Public Offering and sale of the Private Placement Warrants described above, $287.5 million was placed in the Trust Account

We paid a total of $5.8 million in underwriting discounts and commissions and approximately $16.2 million for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $10.1 million in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated February 5, 2021.
4.1(1)	Warrant Agreement, dated February 17, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.1(1)	Investment Management Trust Agreement, dated February 17, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.2(1)	Private Placement Warrants Purchase Agreement, dated February 17, 2021, between the Company and Kismet Sponsor Limited.
10.3(1)	Registration Rights Agreement, dated February 17, 2021, between the Company and Kismet Sponsor Limited.
10.4(1)	Forward Purchase Agreement, dated February 17, 2021, between the Company and Kismet Sponsor Limited.
10.5(1)	Administrative Services Agreement, dated February 17, 2021, between the Company and Kismet Capital Group LLC.
10.6(1)	Letter Agreement, dated February 17, 2021, between the Company and Kismet Sponsor Limited.
10.7(1)	Letter Agreement, dated February 17, 2021, between the Company and each officer and director of the Company.
10.8(1)	Form of Indemnity Agreement by and between the Company and each officer and director of the Company.
10.9*	Form of Option Agreement by and between the Company and each independent director.
31.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 23, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 25, 2021	KISMET ACQUISITION THREE CORP.

	By:	/s/ Ivan Tavrin
	Name:	Ivan Tavrin
	Title:	Chairman and Chief Executive Officer