Form 10-K
period 2021-12-31
Kismet Acquisition Three Corp.
filed 2022-03-31
CIK 1826059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-40078

KISMET ACQUISITION THREE CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

850 Library Avenue, Suite 204

Newark, Delaware 19715

(Address of principal executive offices)

(Zip Code)

(302) 738-6680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A Ordinary Shares, $0.001 par value	KIII	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	KIIIW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one-third of one redeemable Warrant	KIIIU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A ordinary shares of the registrant (based upon the closing price of the registrant’s Class A ordinary shares at that date as reported by the Nasdaq Stock Market LLC), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $278.0 million.

As of March 31, 2022, there were 28,750,000 Class A ordinary shares, par value $0.001 per share, and 7,687,500 Class B ordinary shares, par value $0.001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires, references to:

●	“we,” “us,” “company” or “our company” are to Kismet Acquisition Three Corp., a Cayman Islands exempted company;

●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.001 per share in the share capital of the company;

●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.001 per share in the share capital of the company;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“forward purchase agreement” are to an agreement providing for the sale of forward purchase units to our sponsor in a private placement to occur concurrently with the closing of our initial business combination;

●	“forward purchase securities” are to the forward purchase units, the forward purchase shares and the forward purchase warrants;

●	“forward purchase shares” are to Class A ordinary shares underlying the forward purchase units and the forward purchase warrants;

●	“forward purchase units” are to the units to be sold pursuant to the forward purchase agreement;

●	“forward purchase warrants” are to warrants to purchase Class A ordinary shares underlying the forward purchase units;

●	“founder shares” refer to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A ordinary shares will not be “public shares”);

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” and “public warrants” refer to the Class A ordinary shares and warrants which were sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” and “public warrant holders” refer to the holders of our public shares and public warrants, including our sponsor and management team to the extent they purchase public shares or public warrants, provided that their status as “public shareholders” and “public warrant holders” shall exist only with respect to such public shares or public warrants; and

●	“sponsor” is to Kismet Sponsor Limited, a British Virgin Islands company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete any initial business combination;

●	our expectations around the performance of any prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the proceeds of the forward purchase securities being available to us;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing military conflict in Ukraine or elsewhere, or the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities which we refer to throughout this Annual Report as our initial business combination.

Our sponsor is Kismet Sponsor Limited, a British Virgin Islands company. The registration statement for our initial public offering was declared effective on February 17, 2021. On February 22, 2021, we consummated our initial public offering of 28,750,000 units, including 3,750,000 additional units to cover the underwriters’ over-allotment option, at $10.00 per unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 5,166,667 warrants, at a price of $1.50 per private placement warrant with our sponsor, generating gross proceeds of $7.8 million, and incurring offering costs of approximately $7,000.

Upon the closing of the initial public offering and the private placement, $287.5 million ($10.00 per unit) of the net proceeds of the initial public offering and a portion of the proceeds of the private placement were placed in a trust account, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described elsewhere in this Annual Report.

Our units began trading on February 18, 2021 on the Nasdaq Capital Market (“Nasdaq”) under the symbol “KIIIU.” Commencing on April 12, 2021, the Class A ordinary shares and warrants comprising the units began separate trading on Nasdaq under the symbols “KIII” and “KIIIW”, respectively. Those units not separated continue to trade on Nasdaq under the symbol “KIIIU.”

Business Strategy

We seek to capitalize on the substantial deal sourcing, investing and operating expertise of our founder, Chairman and Chief Executive Officer, Ivan Tavrin. Mr. Tavrin is an entrepreneur and a founder of Kismet Capital Group, an international multi-strategy investment firm, which owns and operates companies in telecommunications and media sectors, invests directly in private high growth companies, as well as investment funds, including into some of the world leading managers as a limited partner. Kismet Capital Group owns Media-1, a large independent media broadcasting groups which operates free-to-air (FTA) TV channels, including U Channel, Muz-Tv and Disney Channel Russia, owned pursuant to a joint venture with The Walt Disney Company, or Disney (NYSE: DIS).. Mr. Tavrin is an indirect controlling shareholder in a leading regional radio network “Vyberi Radio”, in a large digital out-of-home advertising operator “Gallery” and in a large independent tower infrastructure operator New Towers

While we may pursue an acquisition opportunity in any industry or sector and in any region, we have initially focused on industries that complement our management team’s background and network so we can capitalize on their ability to identify, acquire and operate a business. We, therefore, have focused on companies in the internet and technology sectors. Due to the current unstable situation, we do not intend to search for a business combination in Russia or Belarus, and instead intend to focus on the wider area of EMEA, especially the Middle East and Africa. We may, however, decide to enter into an initial business combination with a target business that does not meet these criteria and guidelines.

We believe our sponsor’s and management team’s deal sourcing, investing and operating expertise, as well as their network of contacts uniquely position us to take advantage of proprietary opportunities in the internet and technology sectors, where we believe opportunities exist to acquire high growth companies that are scaling at an unprecedented pace by introducing new business models and disrupting traditional industries. Moreover, we believe there are opportunities to consolidate assets across fragmented sub-sectors, creating new majors with improved efficiencies and network effects through scale. We believe this expertise and network of contacts allows us to generate a number of acquisition opportunities.

Venture capital investment in technology companies in Europe has tripled in the last five years and the number of unicorns in Europe has increased 19 times over from 2015 through 2021. We believe there are a number of high-quality internet and technology companies within that universe of the private companies with adequate scale to be attractive public companies in the United States.

Additionally, during the past several years numerous technology companies have been established by software development teams focusing on fintech, online gaming, cloud computing, artificial intelligence and machine learning, distributed computing and data analytics. These companies often achieved significant scale in Europe or North America and we believe would be attractive as public companies listed on Nasdaq.

We have, and intend to continue to, seek out potential targets that we believe have proven business models and attractive growth profiles. We also believe our sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their advisory and consulting engagements, provide unique insight when identifying potential business combination opportunities and creating value. We believe their experience and proximity to real-time information positions us to obtain access to differentiated deal flow, frequently in a non-competitive manner and prior to other parties with an interest in such transactions.

Under conditions where the capital markets in EMEA are generally less developed than the U.S. capital markets, we believe we can provide the target company with an attractive alternative path to a public listing or sale.

In September 2020, Mr. Tavrin founded Kismet Two, a blank check company incorporated for substantially similar purposes as our company. Kismet Two completed its initial public offering in February 2021, in which it sold 23 million units, each unit consisting of one Class A ordinary share of Kismet Two and one-third of one redeemable warrant to purchase one Class A ordinary share of Kismet Two, for an offering price of $10.00 per unit, generating aggregate gross proceeds of $230 million. Kismet Two has not yet announced or completed its initial business combination. Mr. Tavrin, who serves as our Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of Kismet Two. In addition, Clifford Tompsett, one of our directors, also serves as a director of Kismet Two.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We intend to seek to acquire companies that we believe:

●	have strong competitive positions, proven business models and attractive growth prospects;

●	have limited access to capital markets due to external factors;

●	could benefit from the substantial expertise, experience and network of our sponsor and management team, who could assist with, for example, growth strategy, international expansion, operations and the evaluation and integration of acquisitions;

●	are well positioned to participate in sector consolidation and would benefit from a public acquisition currency; and

●	offer attractive risk-adjusted returns.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. If our securities are not listed on Nasdaq after our initial public offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also expect to utilize our operational and capital planning experience.

Given our experience, we will have the capacity to appropriately source opportunities and conduct a substantial portion of due diligence ourselves, relying less on third parties than many other similar companies.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Post-Acquisition Leadership

After the initial business combination, we will seek to apply a rigorous approach to enhancing shareholder value through our participation on the board of directors or through direct involvement with company operations or both. We intend to rely on the extensive professional network of our founder including, long term associates and former employees and will assemble a team of industry experts that have the most relevant expertise to enhance the shareholder value.

Our Management Team

For a description of our management team, See Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have one executive officer. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Summary of Risk Factors

●

The ongoing military conflict in Ukraine may have a material adverse effect on our search for and ability to complete a combination as well as on our financial condition and results of operations, including by making it more difficult for us to identify a suitable target for a business combination.

●	We are a blank check development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	The shares beneficially owned by our sponsor, our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, including as a result of concerns regarding economic sanctions against Russia, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	If the funds not being held in the trust account are insufficient to allow us to operate until February 22, 2023, we may be unable to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

●	Our executive officer and one of our directors are now, and our executive officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	Since our sponsor will lose its entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

●	We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

The ongoing military conflict in Ukraine may have a material adverse effect on our search for and ability to complete a combination as well as on our financial condition and results of operations.

In February 2022, a military conflict started between Russia and Ukraine. This ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union (the “EU”) and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia.

We initially intended to focus our search for an initial business combination on companies in the internet and technology sectors operating in Europe, including Russia, as well as businesses established by founders with Russian origins that operate in these regions or other countries. Due to the current unstable situation, we do not intend to search for a business combination in Russia or Belarus, and instead intend to focus on the wider area of EMEA, especially the Middle East and Africa. In addition, target companies may be reluctant to enter into a business combination with us due to negative public sentiment regarding Russia.

More generally, while the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain, they have already resulted in significant volatility in financial markets as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, markets may face various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others, given that Russia and Ukraine are significant exporters of commodities. The resulting impacts on financial markets, inflation, interest rates, unemployment and other matters could disrupt the global economy’s ongoing recovery following the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.

A protracted conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU and others, and the above mentioned adverse effect on the wider global economy and market conditions could, in turn, have a material adverse effect on our search for and ability to complete a business combination as well as on our financial condition and results of operations.

We are a blank check development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check development stage company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the sponsor agrees to vote its founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor has agreed (and its permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote its founder shares as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 9,125,001, or 36.5%, of the 25,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted), subject to any higher threshold as is required by the Cayman Islands or other applicable law, in order to have such initial business combination approved. As of the date of this Annual Report, our sponsor owns approximately 21% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.

In connection with the consummation of our initial public offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of $20,000,000 of units, which at the option of the sponsor can be increased to up to $50,000,000 of units, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. However, if the sale of some of or all of the forward purchase securities does not close for any reason, we may lack sufficient funds to consummate our initial business combination. The obligations under the forward purchase agreement will not depend on whether any public shareholders elect to redeem their shares and will provide us with a minimum funding level for the initial business combination. The forward purchase agreement contains customary closing conditions, the fulfillment of which is a condition for the sponsor to purchase the forward purchase securities, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after February 22, 2023. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by February 22, 2023. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the prescribed time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing military conflict in Ukraine and the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In February 2022, a military conflict started between Russia and Ukraine. This ongoing military conflict has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread (including variant mutations of the virus) throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the outbreak of the coronavirus disease as a “pandemic”.

The conflict in Ukraine or elsewhere, as well as the COVID-19 pandemic and any other infectious diseases, could result in a widespread crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Any concerns relating to such events that restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers and others may adversely affect us in negotiating and consummating a business combination in a timely manner. If the disruptions posed by the matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the conflict in Ukraine (including as a result of our Chairman and Chief Executive Officer’s Russian citizenship), COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors agreed that we must complete our initial business combination by February 22, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of the COVID-19 coronavirus and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Additionally, economics and financial markets may be adversely affected by the ongoing military conflict in Ukraine or elsewhere, sanctions and other restriction imposed related thereto, terrorism or other geopolitical events globally.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

The shares beneficially owned by our sponsor, our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire, in connection with the completion of our initial business combination. Our sponsor has also waived its right to receive distributions with respect to its founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The private placement warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon consummation of our initial public offering and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until February 22, 2023, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 22, 2023, assuming that our initial business combination is not completed during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until February 22, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we have used and in the future may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

As of December 31, 2021, we had approximately $153,00 outside of the trust account and working capital deficit of approximately $932,000. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless., our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to our company, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

If we are unable to consummate our initial business combination by February 22, 2023, our public shareholders may be forced to wait beyond the ten business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination by February 22, 2023, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described elsewhere in this Annual Report. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the ten business days following February 22, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

The grant of registration rights to our sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into upon the closing of our initial public offering, our sponsor and its permitted transferees, can demand that we register the founder shares and the private placement warrants and the Class A ordinary shares underlying the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or Class A ordinary shares issuable upon conversion of such warrants. Additionally, pursuant to the forward purchase agreement, dated February 17, 2021, we agreed to use commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which our sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor and holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We seek to complete our initial business combination with an operating company, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors outside the technology and internet sectors which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside of the technology and internet sectors (which sectors may or may not be outside our management’s areas of expertise) if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder or warrant holder who remains a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Unlike most other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to complete an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor or any of its affiliates or any member of our management team upon conversion of working capital loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our executive officers and directors also serve as officers and/or board members for other entities. In particular, Mr. Tavrin is Chairman and Chief Executive Officer of Kismet Two. In addition, Mr. Tompsett, one of our directors, also serves as a director of Kismet Two. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in “Business” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor will lose its entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor holds an aggregate of 7,687,500 founder shares as of the date of this Annual Report. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding public shares and founder shares after our initial public offering plus the 2,000,000 forward purchase shares underlying the forward purchase units that our sponsor is obligated to purchase pursuant to the forward purchase agreement (which at the option of the sponsor can be increased to up to 5,000,000 forward purchase shares). The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor has purchased an aggregate of 5,166,667 private placement warrants, each of which such warrants will be exercisable for one Class A ordinary share at $11.50 per share, that will also be worthless if we do not complete a business combination. The sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. The personal and financial interests of our sponsor may influence its motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as February 22, 2023, the 24-month deadline following the closing of our initial public offering, nears which is the deadline for the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $287,500,000 that we may use to complete our initial business combination (excluding $10,062,500 of deferred underwriting commissions being held in the trust account). In addition, in connection with the consummation of our initial public offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of $20,000,000 of units, which at the option of the sponsor can be increased to up to $50,000,000, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. We cannot assure you that the forward purchase will close. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	differing laws and regulations regarding exchange listing and delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	inflation greater than that experienced in the United States;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, military conflicts and wars, including the conflict in Ukraine; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

We may re-domicile into another foreign jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another foreign jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such re-domiciliation and the international nature of our business will likely subject us to foreign regulation.

We may migrate to another jurisdiction in connection with our initial business combination and such migration may result in taxes imposed on shareholders.

We may, in connection with our initial business combination or earlier, and subject to requisite shareholder approval under the Companies Law, transfer by way of continuation (migrate) to a different jurisdiction, including, for example, the jurisdiction in which the target company or business is located. Such a transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (and/or the jurisdictions in which its owners are resident if it is a tax transparent entity under the tax laws of such jurisdictions, including under any anti-deferral regime), in which the target company is located, or in which we migrate. As a Cayman Islands entity, we do not have access to a network of income tax treaties to protect us from withholding taxes or gains taxes that may be imposed by other jurisdictions, and it may not be possible to effect repatriation of earnings or the receipt of income from our investments in a tax efficient manner. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may also be subject to withholding taxes or other taxes imposed by the jurisdiction where we are migrated to with respect to their ownership of us.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with such laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their constitutional documents. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association that will make it easier for us to consummate an initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association prior to our initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders.

Our sponsor, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 22, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Provisions of our amended and restated memorandum and articles of association (and corresponding provisions of the agreement governing the release of funds from our trust account) relating to the rights and obligations attaching to our Class A ordinary shares and certain aspects of our pre-business combination activity may be amended with the approval of a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their constitutional documents which prohibits the amendment of certain provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders in many cases. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity, may be amended if approved by special resolution, being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares, which is a lower amendment threshold than that of many blank check companies.

Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, approximately 21% of our ordinary shares have the discretion to vote in any manner they choose. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Our sponsor, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 22, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in some circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our sponsor and affiliated entities control a substantial interest in us and thus may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 21% of our issued and outstanding ordinary shares as of the date of this Annual Report. Our sponsor, officers, directors or their affiliates could determine in the future to purchase our securities in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor has agreed to vote the founder shares owned by it, and our sponsor, officers and directors have agreed to vote any Class A ordinary shares owned by them in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until February 22, 2023. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

Our outstanding warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 8,333,333 Class A ordinary shares as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement 4,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share. We may also issue up to 666,667 forward purchase warrants, which at the option of the sponsor can be increased to 1,666,667 forward purchase warrants, pursuant to the forward purchase agreement. We may also issue additional warrants to our sponsor, officers and directors upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements. To the extent we issue Class A ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the ongoing military conflict in Ukraine, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We may face risks related to internet and technology companies.

Business combinations with companies in the internet and technology sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing consumer expectations and growth;

●	An inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	An inability to deal with our subscribers’ or customers’ privacy concerns;

●	An inability to attract and retain subscribers or customers;

●	An inability to license or enforce intellectual property rights on which our business may depend;

●	Any significant disruption in our computer systems or those of third-parties that we would utilize in our operations;

●	An inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Competition for advertising revenue;

●	Competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	An inability to obtain necessary hardware, software and operational support; and

●	Reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the media, internet and consumer sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Relating to Our Securities

Nasdaq may delist our securities from trading on its exchange, including as a result of concerns regarding economic sanctions against Russia, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we currently meet Nasdaq’s listing standards, our securities may not continue to be listed on Nasdaq in the future prior to an initial business combination. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We may not be able to meet those initial listing requirements at that time. Furthermore, Nasdaq recent temporarily halted the trading in stocks of Russia-based companies listed on its exchanges, and may take action to delist such stocks in the future. It is possible that Nasdaq may take similar actions against us based on concerns regarding the unstable situation arising from the ongoing military conflict in Ukraine and resulting reactions from the United States, the United Kingdom, the European Union and various other countries around the world, including the impact of broad financial and economic sanctions and similar actions against Russia and designated companies and individuals.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we do not maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of Class A ordinary shares that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the private placement warrants and any other warrants that may be issued to our officers, directors, sponsor or their affiliates may be exercisable for unregistered Class A ordinary shares for cash even if the prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will be able to exercise a warrant only if the issuance of Class A ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue Class A ordinary shares unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the Class A ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants and forward purchase warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may issue additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions that are contained in our amended and restated memorandum and articles of association. Any such issuances could substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.001 per share and 10,000,000 Class B ordinary shares, par value $0.001 per share. As of the date of this Annual Report there are 171,250,000, and 2,312,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or shares issued upon the sale of the forward purchase shares. The Class B ordinary shares will be automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

●	may significantly dilute the equity interest of our shareholders;

●	could cause a change of control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us, except under certain circumstances, so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of Class A ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us, except under certain circumstances, so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and forward purchase units are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants and the forward purchase units. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants and forward purchase units, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants and forward purchase units should be classified as derivative assets/liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and forward purchase units each reporting period and that the amount of such gains or losses could be material.

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

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to (i) the reclassification of all of our Class A ordinary shares from permanent equity to temporary equity and the revision of our earnings per share calculation to allocate income and losses pro rata between the Class A ordinary shares and Class B ordinary shares, which resulted in the restatement of our post-initial public offering balance sheet and our historical financial statements for the affected periods and (ii) the classification and measurement for the warrants we issued in connection with our initial public offering and private placement and the forward purchase units, which resulted in a misstatement of our warrant liabilities, additional paid-in capital and accumulated deficit in our post-initial public offering balance sheet. As a result of these material weaknesses, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

We identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses, the reclassification of all of our Class A ordinary shares from permanent equity to temporary equity and the revision of our earnings per share calculation to allocate income and losses pro rata between the Class A ordinary shares and Class B ordinary shares, the change in accounting for our warrants and forward purchase units, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Risks Relating to Our Management Team

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Ivan Tavrin, our founder, Chairman and Chief Executive Officer, and our directors, Messrs. Avetisyan, Lukatsevich and Tompsett. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including amongst management time needed for Kismet Two, and for identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our disinterested directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or our target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, including, in particular, Ivan Tavrin with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Mr. Tavrin, who serves as our Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of Kismet Two. In addition, Mr. Tompsett, one of our directors, also serves as a director of Kismet Two. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Our executive officer and one of our directors are now, and our executive officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officer and one of our directors are now, and our executive officers and directors may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us. In addition, our sponsor and certain of our directors have, and our sponsor, officers and directors may in the future, participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. In particular, an affiliate of our sponsor currently sponsors one other blank check company, Kismet Two, and Mr. Tavrin is Chairman and Chief Executive Officer of Kismet Two. In addition, Mr. Tompsett, one of our directors, also serves as a director of Kismet Two. Any such companies, including Kismet Two, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with Kismet Two would materially affect our ability to complete our initial business combination, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and we believe there are multiple potential opportunities within the industries and geographies of our primary focus. In addition, Kismet Two raised $230 million in its initial public offering and, as such, we are generally seeking larger acquisition opportunities than Kismet Two.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Trust Account

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business, except our independent registered public accounting firm, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, our sponsor agreed it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by February 22, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by February 22, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by February 22, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Risks Relating to Target Businesses in Emerging Markets

We intend to focus on companies in EMEA, including emerging markets. Operating a business in emerging markets, can involve a greater degree of risk than operating a business in more developed markets, including, in some cases, increased political, economic and legal risks. Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Moreover, financial turmoil in any emerging market country tends to adversely affect the value of investments in all emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in companies in emerging economies could dampen foreign investment in emerging markets . Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets.

Social and other risks could adversely affect the value of investments in emerging markets.

Emerging markets, are prone to social risks and increased lawlessness. Corruption and other illegal activities could disrupt the company or the target business’ ability to conduct its business effectively, and claims that the company or the target business was involved in such corruption or illegal activities could generate negative publicity, either of which could harm the company or the target business’ financial condition, results of operations or prospects. In addition, rising unemployment, forced unpaid leave, wages in arrears and a weakening economy have in some cases in the past led to and could in the future lead again to labor and social unrest, a mood of protest, and a rise in nationalism against migrant workers. Such labor and social unrest could disrupt ordinary business operations, which also could materially adversely affect the company or the target business’ financial condition, results of operations or prospects.

Members of our management team have extensive experience, and a significant network of business relationships and contacts, in international jurisdictions. As a result, certain of these members may be, or may become, involved in governmental investigations and proceedings, litigation, negative publicity or other events that could adversely affect us.

During the course of their careers, members of our management team have been employed by, served as board members of, founded or invested in, and otherwise assisted many companies in international jurisdictions, including Russia, and have developed a significant network of business relationships and contacts in such jurisdictions. In particular, Mr. Tavrin, our Chairman and Chief Executive Officer, is a Russian citizen and has current and past affiliations with a number of Russian businesses. As a result of their involvement with companies in these jurisdictions and their significant network of contacts, certain of those members may currently be, or may in the future become, involved in governmental investigations and proceedings, litigation, negative publicity or other events or occurrences relating to the business affairs of such companies and the business relationships and contacts with which they have been, may be, or may become in the future, affiliated. Any such investigations, proceedings, litigations, negative publicity or other events occurrences may have an adverse impact on us. For example, any of the foregoing may: divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination; make it more difficult for us to complete an initial business combination, including as a result of target perception and delays in obtaining, or inability to obtain, certain regulatory approvals, particularly if we pursue a target business with U.S. connections; and adversely impact our reputation, business, results of operations and financial condition.

General Risk Factors

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities are subject us to the Investment Company Act. To this end, the proceeds held in the trust account are only invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares, and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 22, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 850 Library Avenue, Suite 204, Newark, Delaware 19715, and our telephone number is (302) 738-6680. Commencing on February 22, 2021, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Such fees for the year ended December 31, 2021, were waived by the sponsor’s affiliate. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on Nasdaq. Each of our units consists of one Class A ordinary share and one-third of one redeemable warrant and, commencing on February 18, 2021, trades on Nasdaq under the symbol “KIIIU.” The Class A ordinary shares and warrants underlying our units began trading separately on Nasdaq under the symbols “KIII” and “KIIIW,” respectively, on April 12, 2021.

Holders of Record

On March 31, 2022, there were approximately 1holder of record of our units, 1 holder of record of our Class A ordinary shares and 2 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities which we refer to throughout this Annual Report as our initial business combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Kismet Sponsor Limited, a British Virgin Islands company. The registration statement for our initial public offering was declared effective on February 17, 2021. On February 22, 2021, we consummated our initial public offering of 28,750,000 units, including 3,750,000 additional units to cover the underwriters’ over-allotment option, at $10.00 per unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 5,166,667 warrants, at a price of $1.50 per private placement warrant with our sponsor, generating gross proceeds of $7.8 million, and incurring offering costs of approximately $7,000.

Upon the closing of the initial public offering and the private placement, $287.5 million ($10.00 per unit) of the net proceeds of the initial public offering and a portion of the proceeds of the private placement were placed in a trust account, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the trust account) at the time we sign a definitive agreement in connection with the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a business combination by February 22, 2023, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $153,000 in our operating bank account and working capital deficit of approximately $932,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from sponsor to cover for certain expenses in exchange for the issuance of the founder Shares, a loan of approximately $126,000 from the sponsor pursuant to a promissory note originally issued on September 23, 2020 and amended on January 22, 2021 (the “Note”) and a portion of the proceeds from the consummation of the private placement not held in the trust account. We repaid the Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a business combination (“Working Capital Loans”). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination. However, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 22, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021, through the earlier of consummation of the initial business combination and the liquidation, we agreed to pay an affiliate of the sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Such fees for the year ended December 31, 2021, were waived by the sponsor’s affiliate.

Results of Operations

Our entire activity since inception up to December 31, 2021, was in preparation for our formation and the initial public offering, and since the completion of the initial public offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination at the earliest.

For the year ended December 31, 2021, we had a net income of approximately $3.2 million, which consisted of approximately $48,000 of unrealized gain on the investments held in trust account and approximately $6.2 million of gain on fair value of derivative assets and liabilities, partially offset by approximately $2.5 million of general and administrative expenses and approximately $495,000 in offering costs associated with issuance of warrants.

For the period from September 15, 2020 (inception) through December 31, 2020, we had a net loss of approximately $13,000, consisting solely of general and administrative expenses.

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

Pursuant to the forward purchase agreement (described below), we agreed to use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the sec for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the sponsor or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the forward purchase agreement provides for “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

Forward Purchase Agreement

In connection with the consummation of the initial public offering, we entered into a forward purchase agreement with the sponsor, which provides for the purchase of $20.0 million of forward purchase units, which at the option of the sponsor can be increased to $50.0 million, with each forward purchase unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per forward purchase unit, in a private placement to occur concurrently with the closing of the initial business combination. The purchase under the forward purchase agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

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

Derivative Assets and Liabilities

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

We account for our warrants issued in connection with our initial public offering and private placement and forward purchase units as derivative assets/liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant and forward purchase units as assets/liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the initial public offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants when separately listed and traded at each measurement date. The fair value of warrants issued in connection with the private placement was initially measured using Black-Scholes Option Pricing Model and subsequently using the market value of the public warrants. The fair value of the forward purchase units has been measured using the John C Hull’s Options, Futures and Other Derivatives model at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the initial public offering and private placement to purchase 14,750,000 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation - Stock Compensation.” We record share- based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to December 31, 2021.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain complex financial instruments related to (i) the reclassification of all of our Class A ordinary shares from permanent equity to temporary equity and the revision of our earnings per share calculation to allocate income and losses pro rata between the Class A ordinary shares and Class B ordinary shares, which resulted in the restatement of our historical financial statements and (ii) the classification of the public warrants, private warrants and forward purchase units as components of equity instead of derivative assets and derivative liabilities were not effectively designed or maintained. These material weaknesses resulted in the misstatement of our audited balance sheet as of February 22, 2021 and our interim financial statements and Notes as reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and expect to continue to improve these processes so that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
Ivan Tavrin	45	Chairman and Chief Executive Officer
Martin Avetisyan	42	Director
Clifford Tompsett	65	Director
Ross Z. Lukatsevich	46	Director

Ivan Tavrin has served as our founder, Chairman and Chief Executive Officer since our inception. From June 2020 to August 2021, Mr. Tavrin served as the Chairman and Chief Executive Officer of Kismet One, a blank check company formed for substantially similar purposes as our company, which completed a business combination with Nexters in August 2021. Since September 2021, Mr. Tavrin serves as a member of the board of directors of Nexters Inc. Since February 2021, Mr. Tavrin has also been the Chairman and Chief Executive Officer of Kismet Two (Nasdaq: KAIII), a blank check company formed for substantially similar purposes as our company. Kismet Three has not yet announced or consummated its business combination. Mr. Tavrin is the founder and principal of Kismet Capital Group, an international multi-strategy investment firm, which owns and operates companies in telecommunications and media sectors, invests directly in private high growth companies, as well as investment funds, including into some of the world leading managers as a limited partner. Mr. Tavrin founded the firm in 2017 and has managed it since its inception. Kismet Capital Group investment team has a strong expertise and track record in investing, operations and capital markets. Kismet Capital Group owns Media-1, a large independent media broadcasting group which operates free-to-air (FTA) TV channels, including U Channel, Muz-Tv and Disney Channel Russia, owned pursuant to a joint venture with The Walt Disney Company, or Disney (NYSE: DIS) . Media-1 also owns and operates Vyberi Radio, a leading regional network of more than 90 radio stations in more than 18 cities. In addition, in 2018, Media-1 acquired Gallery Service and then transferred it into a large out-of-home (OOH) advertising operator and digital OOH operator with over 15,000 advertising surfaces. Mr. Tavrin is also an indirect controlling shareholder of a large independent tower infrastructure operator New Towers. Mr. Tavrin is a graduate of the Moscow State Institute of International Relations (MGIMO).

Martin Avetisyan has served as one of our independent directors since February 2021. Mr. Avetisyan currently serves as Chief Growth Officer and board member of FARFETCH Limited (NYSE: FTCH), a global platform for the luxury fashion industry, which he joined in 2014. Since then Mr. Avetisyan has contributed to FARFETCH’s efforts in setting up in multiple international markets, including China, Japan and the Middle East. He also helped accelerate the global growth of the company through key deals. Mr. Avetisyan was previously the founder and CEO of iMall, an award-winning fashion marketplace, which was acquired by FARFETCH in 2015. Mr. Avetisyan holds a BSc in Economics from Yerevan State University and an MBA from London Metropolitan University.

Clifford Tompsett has served as one of our independent directors since February 2021. Since February 2021, Mr. Tompsett has served as a director of Kismet Two (Nasdaq: KAII), a blank check company formed for substantially similar purposes as our company. Mr. Tompsett served in various roles at PriceWaterhouseCoopers LLP (“ PwC”) from 1979 to 2017. Mr. Tompsett was a partner at PwC until he retired in June 2017. He was an audit partner until 2003 when he then specialised on capital markets and transaction work advising companies on the execution of complex transactions on the London, U.S. and Hong Kong markets. He founded and led PwC’s Global IPO Centre and founded and built PwC’s Equity Advisory business. He has significant experience working with companies in emerging markets, including companies in the telecommunications, media and technology sector, on preparing for an IPO, including advice on corporate governance, financial reporting, controls and risk management. He also has extensive experience working with special purpose acquisition companies on their initial public offerings and initial acquisitions. From August 2020 to August 2021, Mr. Tompsett served as a director of Kismet One. Mr. Tompsett is a Non-Executive Director and Chair of the Audit Committee of Thomas Lloyd Energy Impact Trust plc, a renewable infrastructure fund, and Reed Global Limited, a recruitment business, and was until August 2020 the Senior Independent Director and Chair of the Audit and Risk Committee of Cello Health plc. He is a Fellow of the Institute of Chartered Accountants in England and Wales, and has an MA in Chemistry from Oxford University.

Ross Z. Lukatsevich has served as one of our independent directors since February 2021. Mr. Lukatsevich is the Founder, Chairman and Chief Executive Officer of Tanzin Capital LLC, an investment firm focused on private equity and growth equity investments in technology, media and telecom, which he founded in 2013. Since 2013, he has also been Partner and Co-founding Investor of One Zero Capital, a fintech investment firm. From 2016 to 2018, Mr. Lukatsevich was Senior Advisor to LetterOne Technology, a privately held investment group. He was previously a Partner at Access Industries, Inc. and an investor at General Atlantic Partners. Mr. Lukatsevich started his career as an analyst in the mergers, acquisitions and restructuring department of Morgan Stanley. Mr. Lukatsevich graduated with high honors from Duke University with B.S degrees in Computer Science and Economics. He is a member of the Council on Foreign Relations, a fellow of the Wexner Foundation Heritage Leadership Program and a member of Natan.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Lukatsevich, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Tompsett, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Tavrin and Avetisyan, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee, each of which is composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

The members of our audit committee are Messrs. Avetisyan, Tompsett and Lukatsevich. Mr. Tompsett serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Tompsett qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an Audit Committee Charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Avetisyan, Tompsett and Lukatsevich. Mr. Lukatsevich serves as chairman of the compensation committee.

We have adopted a Compensation Committee Charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee Charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser, and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Avetisyan, Tompsett and Lukatsevich. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics (“Code of Ethics”) applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter and our Compensation Committee Charter as exhibits to our registration statement for our initial public offering. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on February 17, 2021, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Such fees for the year ended December 31, 2021, were waived by the sponsor’s affiliate. Commencing on February 17, 2021 through the earlier of consummation of our initial business combination and our liquidation, we pay our directors a fee of $40,000 each, and we have granted each of our independent directors an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of our initial business combination and will expire five years after the date on which it first became exercisable. All of the options that we granted to our directors provide for vesting in full if such individuals are not retained by us (or any successor entity resulting from our initial business combination) upon the consummation of our initial business combination. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. Beneficial ownership is based on 28,750,000 Class A ordinary shares and 7,687,500 Class B ordinary shares outstanding at March 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares(3)
Kismet Sponsor Limited(4)	7,687,500	21.1%
Ivan Tavrin(4)	7,687,500	21.1%
Martin Avetisyan(5)	—	—%
Clifford Tompsett(5)	—	—%
Ross Z. Lukatsevich(5)	—	—%
All executive officers and directors as a group (4 individuals)	7,687,500	21.1%

Name and Address of Beneficial Owner	Number of Class A Ordinary Shares Beneficially Owned(6)	Approximate Percentage of Outstanding Class A Ordinary Shares(7)
Glazer Capital, LLC(8)	2,433,626	8.5%

1)	Unless otherwise noted, the business address of each of the above entities or individuals is 850 Library Avenue, Suite 204, Newark, Delaware 19715.

2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, at the time of our initial business combination or earlier at the option of the holders.

3)	Based on 36,437,500 ordinary shares outstanding at March 31, 2022, of which 28,750,000 were Class A ordinary shares and 7,687,500 were Class B ordinary shares.

4)	According to a Schedule 13G filed with the SEC on February 14, 2022, Mr. Tavrin has (i) sole voting power over the Class B ordinary shares held by the sponsor pursuant to a Special Power of Attorney and Irrevocable Proxy, dated December 23, 2021, executed as a deed by Kismet Sponsor Limited, and (ii) sole dispositive power over all the Class B ordinary shares held by the sponsor until February 2023, pursuant to a Special Power of Attorney, dated December 23, 2021, executed as a deed by Kismet Holdings Limited. Accordingly, Mr. Tavrin may be deemed to share beneficial ownership over all of the Class B ordinary shares held by the sponsor. Excludes ordinary shares issuable pursuant to the forward purchase agreement, as such shares will only be issued concurrently with the closing of our initial business combination.

5)	Share information excludes an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of our initial business combination and will expire five years after the date on which it first became exercisable.

6)	Interests shown consist solely of Class A ordinary shares.

7)	Based on 28,750,000 Class A ordinary shares outstanding at March 31, 2022.

8)	According to a Schedule 13G filed with the SEC on February 14, 2022 by Glazer Capital, LLC (“Glazer Capital”), with respect to the Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”) and by Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the Class A ordinary shares held by the Glazer Funds. Each of Glazer Capital and Mr. Glazer share voting and dispositive power over all the shares in the Glazer Funds. The business address of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

On September 21, 2020, we issued an aggregate of 7,687,500 of founder shares to our sponsor for a total subscription price of $25,000, or approximately $0.003 per share. Such shares are fully paid, and the cash amount of the subscription price was received on December 31, 2020.

Simultaneously with the consummation of our initial public offering, our sponsor purchased 5,166,667 private placement warrants at a price of $1.50 per warrant, generating proceeds of $7,750,000. Each private placement warrant is exercisable for one Class A ordinary share at $11.50 per share. Our sponsor will be permitted to transfer the private placement warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these private placement warrants will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of our initial business combination.

On February 17, 2021, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of $20,000,000 of units, which at the option of the sponsor can be increased to up to $50,000,000, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The purchase under the forward purchase agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

Commencing on February 17, 2021, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Such fees for the year ended December 31, 2021, were waived by the sponsor’s affiliate.

Other than as described above and under “Executive Compensation”, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Our sponsor agreed to loan us up to $250,000 to be used for a portion of the expenses of our initial public offering, pursuant to the Note that was issued on September 23, 2020 and amended on January 22, 2021. The Note was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of the initial public offering. As of February 22, 2021, we borrowed approximately $126,000 under the Note. We repaid the Note in full on February 24, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. The terms of such loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

On February 17, 2021, we entered into a registration rights agreement with respect to the private placement warrants, warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing, which is described under the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. We filed our Code of Ethics as an exhibit to the registration statement for our initial public offering.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter that we plan to adopt prior to the consummation of our initial public offering was filed as an exhibit to the registration statement for our initial public offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $250,000 in loans that we used to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of up to $10,000 per month for office space, utilities, secretarial support and administrative services;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; but up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete a business combination, the loans may not be repaid.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Messrs. Avetisyan, Tompsett and Lukatsevich qualifies as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020 of services rendered in connection with our initial public offering, totaled $69,010 and $15,450, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from September 15, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2021 and the period from September 15, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and the period from September 15, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(2)	Specimen Class A Ordinary Share Certificate.
4.2(2)	Specimen Warrant Certificate.
4.3(2)	Specimen Unit Certificate.
4.4(1)	Warrant Agreement, dated February 17, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(1)	Letter Agreement, dated February 17, 2021, between the Registrant and Kismet Sponsor Limited.
10.2(1)	Letter Agreement, dated February 17, 2021, among the Registrant and each of the executive officers and directors of the Registrant.
10.3(1)	Investment Management Trust Agreement, dated February 17, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.4(1)	Registration Rights Agreement, dated February 17, 2021, between the Registrant and Kismet Sponsor Limited.
10.5(1)	Private Placement Warrants Purchase Agreement, dated February 17, 2021, between the Registrant and Kismet Sponsor Limited.
10.6(1)	Administrative Services Agreement, dated February 17, 2021, between the Registrant and Kismet Capital Group LLC.
10.7(1)	Form of Indemnity Agreement by and between the Registrant and each director and officer.
10.8(1)	Forward Purchase Agreement, dated February 17, 2021, between the Registrant and Kismet Sponsor Limited.
10.9(3)*†	Form of Option Agreement by and between the Registrant and each independent director.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40078), filed with the SEC on February 23, 2021.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1, as amended (File No. 333-252420), filed with the SEC on February 8, 2021.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40078), filed with the SEC on June 25, 2021.

ITEM 16. FORM 10-K SUMMARY

None

KISMET ACQUISITION THREE CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from September 15, 2020 (Inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2021 and for the Period from September 15, 2020 (Inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from September 15, 2020 (Inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Kismet Acquisition Three Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kismet Acquisition Three Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 22, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 31, 2022

PCAOB ID Number 100

KISMET ACQUISITION THREE CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$153,019	$-
Prepaid expenses	315,652	1,154
Total current assets	468,671	1,154
Investments held in Trust Account	287,548,167	-
Deferred offering costs associated with the initial public offering	-	112,075
Derivative assets - forward purchase agreement	208,970	-
Total Assets	$288,225,808	$113,229

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$234,339	$-
Accounts payable - related party	17,321	-
Accrued expenses	1,148,652	25,000
Note payable - related party	-	75,887
Total current liabilities	1,400,312	100,887
Derivative liabilities - warrants	7,375,000	-
Deferred underwriting commissions	10,062,500	-
Total liabilities	18,837,812	100,887

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 28,750,000 and 0 shares at $10.00 per share redemption value as of December 31, 2021 and 2020, respectively	287,500,000	-

Shareholders’ Equity (Deficit):
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2021 and 2020	-	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 7,687,500 shares issued and outstanding as of December 31, 2021 and 2020 (1)	7,688	7,688
Additional paid-in capital	-	17,312
Accumulated deficit	(18,119,692)	(12,658)
Total Shareholders’ Equity (Deficit)	(18,112,004)	12,342
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$288,225,808	$113,229

(1)	As of December 31, 2020, included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 22, 2021, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION THREE CORP.

STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended	September 15, 2020 (Inception) through
	December 31, 2021	December 31, 2020
Operating expenses
General and administrative expenses	$2,501,407	$12,658
Loss from operations	(2,501,407)	(12,658)
Change in fair value of derivative assets and liabilities	6,160,637	-
Offering costs associated with issuance of warrants	(494,560)	-
Unrealized gain from investments held in Trust Account	48,167	-
Net income (loss)	$3,212,837	$(12,658)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	24,654,110	-

Basic and diluted net income per share, Class A ordinary shares	$0.10	$-

Weighted average shares outstanding of Class B ordinary shares, basic (1)	7,553,938	6,750,000
Weighted average shares outstanding of Class B ordinary shares, diluted (1)	7,687,500	6,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)

(1)	As of December 31, 2020, excluded up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 22, 2021, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION THREE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2021 and

for the Period from September 15, 2020 (Inception) through December 31, 2020

	Ordinary Shares				Additional		Total Shareholders'
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	(Deficit)
Balance - September 15, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	7,687,500	7,688	17,312	-	25,000
Net loss	-	-	-	-	-	(12,658)	(12,658)
Balance - December 31, 2020	-	$-	7,687,500	$7,688	$17,312	$(12,658)	$12,342
Excess cash received over the fair value of the private warrants	-	-	-	-	3,048,333	-	3,048,333
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(3,065,645)	(21,319,871)	(24,385,516)
Net income	-	-	-	-	-	3,212,837	3,212,837
Balance - December 31, 2021	-	$-	7,687,500	$7,688	$-	$(18,119,692)	$(18,112,004)

(1)	As of December 31, 2020, included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 22, 2021, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION THREE CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	September 15, 2020 (Inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,212,837	$(12,658)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,160,637)	-
Offering costs associated with issuance of warrants	494,560	-
Unrealized gain from investments held in Trust Account	(48,167)	-
General and administrative expenses paid by related party under promissory note	-	3,812
Changes in operating assets and liabilities:
Prepaid expenses	(314,497)	8,846
Accounts payable	234,339	-
Accounts payable - related party	17,321	-
Accrued expenses	1,078,652	-
Net cash used in operating activities	(1,485,592)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)	-
Net cash used in investing activities	(287,500,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	49,792	-
Repayment of note payable to related party	(125,679)	-
Proceeds received from initial public offering, gross	287,500,000	-
Proceeds received from private placement	7,750,000	-
Offering costs paid	(6,035,502)	-
Net cash provided by financing activities	289,138,611	-

Net Change in cash	153,019	-

Cash - beginning of the period	-	-
Cash - end of the period	$153,019	$-

Supplemental disclosure of noncash activities:
Offering costs paid by related party under promissory note	$-	$72,075
Offering costs included in accrued expenses	$70,000	$25,000
Deferred underwriting commissions	$10,062,500	$-
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$10,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$15,000

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Kismet Acquisition Three Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. The Company was incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company’s fiscal year end is December 31.

The Company’s sponsor is Kismet Sponsor Limited, a British Virgin Islands company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 17, 2021. On February 22, 2021, the Company consummated its Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,166,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.8 million, and incurring offering costs of approximately $7,000 (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which has been adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholder”) agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Initial Shareholder agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder acquired Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $153,000 in its operating bank account and working capital deficit of approximately $932,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $126,000 from the Sponsor pursuant to a promissory note originally issued on September 23, 2020 and amended on January 22, 2021 (the “Note”), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative assets and liabilities. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

Derivative Assets and Liabilities

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

The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement and units that may be issued in connection with a forward purchase agreement (the “Forward Purchase Units”) as derivative assets/liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the instruments as assets/liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The assets/liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and has subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing Model and subsequently using the market value of the public warrants. The fair value of the Forward Purchase Units has been measured using the John C Hull’s Options, Futures and Other Derivatives model at each measurement date.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Share-based Compensation

The Company complies with the accounting and disclosure requirement of ASC Topic 718, “Compensation - Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to December 31, 2021.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement to purchase 14,750,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Year Ended		For the Period from September 15, 2020 (Inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss) - basic	$2,424,982	$743,007	$-	$(12,658)
Allocation of net income (loss) - diluted	$2.414,968	$753,021	$-	$(12,658)

Denominator:
Basic weighted average ordinary shares outstanding	24,654,110	7,553,938	-	6,750,000
Diluted weighted average ordinary shares outstanding	24,654,110	7,687,500	-	6,750,000
Basic net income (loss) per ordinary share	$0.10	$0.10	$-	$(0.00)
Diluted net income (loss) per ordinary share	$0.10	$0.10	$-	$(0.00)

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

NOTES TO FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

On February 22, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, including 3,750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20.0 million of Forward Purchase Units, which at the option of the Sponsor can be increased to $50.0 million, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company classified the Forward Purchase Units as derivative assets/liabilities on its balance sheets. The initial value of the Forward Purchase Units was insignificant, and the change in the fair value of the derivative assets for the year ended December 31, 2021 was approximately $209,000.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On September 23, 2020, the Sponsor agreed to loan the Company a Note up to $250,000 to cover costs related to the Initial Public Offering pursuant to a promissory note, which was later amended on January 22, 2021. The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of February 22, 2021, the Company borrowed approximately $126,000 under the Note. The Company repaid the Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on February 18, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services were waived for the year ended December 31, 2021.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Director Compensation

Commencing on February 18, 2021, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors an option to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. During the year ended December 31, 2021, the Company recorded approximately $52,000 of director compensation.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Warrants

As of December 31, 2021, the Company had 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

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

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 28,750,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets. There has been no change in the redemption value of Class A ordinary shares since the date of the Initial Public Offering.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$287,500,000
Less:
Fair value of Public Warrants at issuance	(8,625,000)
Offering costs allocated to Class A ordinary shares	(15,760,516)
Plus:
Accretion on Class A ordinary shares to redemption value	24,385,516
Class A ordinary shares subject to possible redemption	$287,500,000

Note 9 - Shareholders’ Equity (Deficit)

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 28,750,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and classified as temporary equity. At December 31, 2020, there were no non-redeemable Class A ordinary shares issued and outstanding (See Note 8).

Class B Ordinary Shares - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. On September 23, 2020, the Company issued 7,687,500 Class B ordinary shares. Of the 7,687,500 shares outstanding, up to 937,500 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholder for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering plus the potential Forward Purchase Shares. On February 22, 2021, the underwriters fully exercised their over-allotment option; thus, these 937,500 Class B ordinary shares were no longer subject to forfeiture.

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

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$287,548,167	$-	$-	$287,548,167
Derivative assets - forward purchase agreement	$-	$-	$208,970	$208,970
Liabilities:
Derivative liabilities - public warrants	$4,791,666	$-	$-	$4,791,666
Derivative liabilities - private placement warrants	$-	$2,583,334	$-	$2,583,334

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 fair value measurement when the Public Warrants were separately listed and traded in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021.

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement was initial measured using Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. For the year ended December 31, 2021, the Company recognized a loss of approximately $6.2 million, representing a decrease in the fair value of derivative warrant liabilities, presented as change in fair value of derivative liabilities on the accompanying statements of operations.

The fair value of the Forward Purchase Units has been measured using the John C Hull’s Options, Futures and Other Derivatives model at each measurement date. The Company determined the fair value of the Forward Purchase Units was insignificant and change in fair value of the derivative assets of the forward purchase agreement for the year ended December 31, 2021 was approximately $209,000.

The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The change in the fair value of the Level 3 derivative (assets) liabilities for the year ended December 31, 2021, is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	13,326,666
Public Warrants transfer to Level 1	(8,529,166)
Private Placement Warrants transfer to Level 2	(2,686,667)
Change in fair value of derivative liabilities	(2,319,803)
Derivative (assets) at December 31, 2021	$(208,970)

KISMET ACQUISITION THREE CORP.

NOTES TO FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities at each measurement date:

As of February 22, 2021
Exercise price	$11.50
Stock Price	$9.70
Term (in years)	6.00
Volatility	15.90%
Risk-free interest rate	0.76%
Dividend yield	-

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative assets/liabilities of the Forward Purchase Units at their measurement dates:

	As of February 22, 2021	As of December 31, 2021
Stock price	$9.70	$9.69
Warrant price	$0.90	$0.50
Term (in years)	1.00	1.00
Risk-free interest rate	0.07%	0.39%

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements, expect as disclosed below.

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kismet Acquisition Three Corp.

Dated: March 31, 2022	By:	/s/ Ivan Tavrin
Ivan Tavrin
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2022.

Signatures	Capacity in Which Signed

/s/ Ivan Tavrin	Chairman and Chief Executive Officer
Ivan Tavrin	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Martin Avetisyan	Director
Martin Avetisyan

/s/ Clifford Tompsett	Director
Clifford Tompsett

/s/ Ross Z. Lukatsevich	Director
Ross Z. Lukatsevich