Form 10-Q
period 2022-03-31
Kismet Acquisition Three Corp.
filed 2022-05-09
CIK 1826059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 28,750,000 shares of Class A ordinary shares, par value $0.001 per share, and 7,687,500 shares of Class B ordinary shares, par value $0.001 per share, were issued and outstanding.

KISMET ACQUISITION THREE CORP.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

KISMET ACQUISITION THREE CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$73,681	$153,019
Prepaid expenses	298,044	315,652
Total current assets	371,725	468,671
Investments held in Trust Account	287,573,879	287,548,167
Derivative assets - forward purchase agreement	99,174	208,970
Total Assets	$288,044,778	$288,225,808

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$417,809	$234,339
Accounts payable - related party	22,321	17,321
Accrued expenses	1,028,018	1,148,652
Total current liabilities	1,468,148	1,400,312
Derivative liabilities - warrants	2,655,000	7,375,000
Deferred underwriting commissions	10,062,500	10,062,500
Total liabilities	14,185,648	18,837,812

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 28,750,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	287,500,000	287,500,000

Shareholders’ Deficit:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 7,687,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	7,688	7,688
Accumulated deficit	(13,648,558)	(18,119,692)
Total shareholders’ deficit	(13,640,870)	(18,112,004)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$288,044,778	$288,225,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$164,782	$77,565
Loss from operations	(164,782)	(77,565)
Change in fair value of derivative assets and liabilities	4,610,204	95,833
Offering costs associated with issuance of warrants	-	(494,560)
Unrealized gain from investments held in Trust Account	25,712	4,142
Net income (loss)	$4,471,134	$(472,150)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	28,750,000	12,138,889

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.12	$(0.02)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,687,500	7,145,833

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,687,500	$7,688	$-	$(18,119,692)	$(18,112,004)
Net income	-	-	-	-	-	4,471,134	4,471,134
Balance - March 31, 2022 (unaudited)	-	$-	7,687,500	$7,688	$-	$(13,648,558)	$(13,640,870)

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,687,500	$7,688	$17,312	$(12,658)	$12,342
Excess cash received over the fair value of the private warrants	-	-	-	-	3,048,333	-	3,048,333
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(3,065,645)	(21,319,871)	(24,385,516)
Net loss	-	-	-	-	-	(472,150)	(472,150)
Balance - March 31, 2021 (unaudited)	-	$-	7,687,500	$7,688	$-	$(21,804,679)	$(21,796,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,471,134	$(472,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,610,204)	(95,833)
Offering costs associated with issuance of warrants	-	494,560
Unrealized gain from investments held in Trust Account	(25,712)	(4,142)
Changes in operating assets and liabilities:
Prepaid expenses	17,608	(276,926)
Accounts payable	183,470	7,292
Accounts payable - related party	5,000	6,964
Accrued expenses	(120,634)	-
Net cash used in operating activities	(79,338)	(340,235)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	49,792
Repayment of note payable to related party	-	(125,679)
Proceeds received from initial public offering, gross	-	287,500,000
Proceeds received from private placement	-	7,750,000
Offering costs paid	-	(6,035,502)
Net cash provided by financing activities	-	289,138,611

Net change in cash	(79,338)	1,298,376

Cash - beginning of the period	153,019	-
Cash - end of the period	$73,681	$1,298,376

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$10,062,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION THREE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Going Concern

Kismet Acquisition Three Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. The Company was incorporated for the purpose acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

KISMET ACQUISITION THREE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholder”) agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Shareholder agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder should acquire Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $74,000 in its operating bank account and working capital deficit of approximately $1.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $126,000 from the Sponsor pursuant to the Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

The Company may need to raise additional capital through loans or additional investments from its Sponsor its officers or directors or their affiliates. The Company’s Sponsor, officers and directors , or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

KISMET ACQUISITION THREE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

KISMET ACQUISITION THREE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, except derivative assets and liabilities.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Assets and Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its warrants issued in connection with its Initial Public Offering, the Private Placement Warrants and units that may be issued in connection with the forward purchase agreement (the “Forward Purchase Units”) as derivative assets/liabilities in accordance with ASC 815. Accordingly, the Company recognizes the instruments as assets/liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The assets/liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and has subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the public market value of the warrants issued in connection with its Initial Public Offering. The fair value of the Forward Purchase Units has been measured using John C. Hull’s Options, Futures, and Other Derivatives model at each measurement date.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KISMET ACQUISITION THREE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,750,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Share-Based Compensation

The Company complies with the accounting and disclosure requirement of FASB ASC Topic 718, “Compensation - Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the condensed statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to March 31, 2022.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KISMET ACQUISITION THREE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. This presentation assumes a business combination as the most likely outcome.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$3,527,824	$943,310	$(297,198)	$(174,952)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	28,750,000	7,687,500	12,138,889	7,145,833

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.02)	$(0.02)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20.0 million of Forward Purchase Units, which at the option of the Sponsor can be increased to $50.0 million, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company classified the Forward Purchase Units as derivate instruments on its condensed balance sheets. The initial value of the Forward Purchase Units was insignificant, and the Company recognized a decrease in the change in the fair value of the derivative assets of approximately $110,000 for the three months ended March 31, 2022.

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

The Sponsor agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, (x) the last reported sale price of the Class A ordinary share quals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on February 18, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services were waived for the three months ended March 31, 2022 and 2021.

Director Compensation

Commencing on February 18, 2021, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors 40,000 options to purchase its Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. During the three months ended March 31, 2022 and 2021, the Company recorded approximately $15,000 and $7,000 of director compensation, respectively.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the United Kingdom, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 7 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants outstanding.

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 28,750,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets. There has been no change in the redemption value of Class A ordinary shares since the date of the Company’s Initial Public Offering.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$287,500,000
Less:
Fair value of Public Warrants at issuance	(8,625,000)
Offering costs allocated to Class A ordinary shares	(15,760,516)
Plus:
Accretion on Class A ordinary shares to redemption value	24,385,516
Class A ordinary shares subject to possible redemption	$287,500,000

Note 9 - Shareholders’ Deficit

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 28,750,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and classified as temporary equity (see Note 8).

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

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$287,573,879	$-	$-
Derivative assets - forward purchase agreement	$-	$-	$99,174
Liabilities:
Derivative liabilities - public warrants	$1,725,000	$-	$-
Derivative liabilities - private placement warrants	$-	$930,000	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$287,548,167	$-	$-
Derivative assets - forward purchase agreement	$-	$-	$208,970
Liabilities:
Derivative liabilities - public warrants	$4,791,666	$-	$-
Derivative liabilities - private placement warrants	$-	$2,583,334	$-

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

The fair value of Public Warrants was initially measured using Monte-Carlo simulation and has subsequently been measured based on the traded market price of such warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. For the three months ended March 31, 2022 and 2021, the Company recognized a decrease in the fair value of derivative warrant liabilities of approximately $4.7 million and $96,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

KISMET ACQUISITION THREE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Forward Purchase Units has been measured using John C. Hull’s Options, Futures, and Other Derivatives model at each measurement date. The initial value of the Forward Purchase Units was insignificant, and the Company recognized a decrease in the change in the fair value of the Forward Purchase Units of approximately $110,000 for the three months ended March 31, 2022.

The change in the fair value of the Level 3 derivative assets for the three months ended March 31, 2022, is summarized as follows:

Derivative assets as of January 1, 2022	$208,970
Change in fair value of derivative assets	(109,796)
Derivative assets as of March 31, 2022	$99,174

The change in the fair value of the Level 3 derivative liabilities for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	13,326,666
Change in fair value of derivative liabilities	(95,833)
Derivative liabilities at March 31, 2021	$13,230,833

The estimated fair value of the Forward Purchase Units is determined using Level 3 inputs. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. Inherent in John C. Hull’s Options, Futures, and Other Derivatives model are assumptions related to expected, expected life, risk-free interest rate and probability of completing a business combination. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Forward Purchase Units. The expected life of the Forward Purchase Units is assumed to be equivalent to their remaining contractual term.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative assets of the Forward Purchase Units at each measurement date:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.79	$9.69
Warrant price	$0.18	$0.50
Term (in years)	0.75	1.00
Risk-free interest rate	1.34%	0.39%

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) and our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Kismet Sponsor Limited, a British Virgin Islands company (“Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 17, 2021. On February 22, 2021, we consummated our Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,750,000 additional Units to cover the over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.1 million was for deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of a portion of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination by February 22, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $74,000 in our operating bank account and working capital deficit of approximately $1.1 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares, par value $0.001 per share (the “Founder Shares”), a loan of approximately $126,000 from the Sponsor pursuant to a promissory note originally issued on September 23, 2020 and amended on January 22, 2021 (the “Note”), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

We may need to raise additional capital through loans or additional investments from our Sponsor, our officers or directors or their affiliates. Our Sponsor, officers, directors or their affiliates, may, but are not obligated to, loan our Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 22, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the ongoing military conflict between Russia and Ukraine and the COVID-19 pandemic on the Company and has concluded that while it is reasonably possible that the conflict and the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services for the three months ended March 31, 2022 and 2021 were waived.

Results of Operations

Our entire activity since inception up to March 31, 2022, was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended March 31, 2022, we had a net income of approximately $4.5 million, which consisted of approximately $26,000 of net gain on the investments held in trust account and a non-operating gain of approximately $4.6 million of resulting from the change in fair value of derivative assets and liabilities, partially offset by approximately $165,000 of general and administrative expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $472,000, which consisted of approximately $78,000 general and administrative expenses and approximately $495,000 in offering costs associated with issuance of warrants, partially offset by approximately $4,000 of net gain on the investments held in trust account and approximately $96,000 in change in the fair value of derivative assets and liabilities.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the material weaknesses in internal control over financial reporting around the interpretation and accounting for certain complex financial instruments related to (i) the reclassification of all of our Class A ordinary shares from permanent equity to temporary equity and the revision of our earnings per share calculation to allocate income and losses pro rata between the Class A ordinary shares and Class B ordinary shares, which resulted in the restatement of our historical financial statements and (ii) the reclassification of the public warrants, private warrants and Forward Purchase Units as derivative assets and derivative liabilities instead of components of equity (as previously disclosed in our Quarterly Reports on Form 10-Q and our 2021 Annual Report), our Certifying Officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weaknesses as of March 31, 2022, management, including the Certifying Officer, believes that the condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2021 Annual Report, except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering except the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, at the holder’s option, in each case so long as they continue to be held by the Sponsor or its permitted transferees. The Sponsor has also agreed not to transfer, assign or sell any of the Private Placement Warrants or underlying securities (except to the same permitted transferees as the Founder Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Private Placement Warrants must agree to) until 30 days after the completion of our initial Business Combination.

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

Dated: May 9, 2022	KISMET ACQUISITION THREE CORP.

	By:	/s/ Ivan Tavrin
	Name:	Ivan Tavrin
	Title:	Chairman and Chief Executive Officer